Form 10-K
period 2006-12-31
JP Morgan Chase Commercial Mortgage Securities Trust 2006-CIBC14
filed 2007-03-30
CIK 1349681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-126661-05

J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-CIBC14
(Exact name of issuing entity as specified in its charter)

J.P. Morgan Chase Commercial Mortgage Securities Corp.
(Exact name of depositor as specified in its charter)

J.P. Morgan Chase Bank, N.A.
CIBC, Inc.
(Exact name of sponsors as specified in their charters)
New York	32-0172164 32-0172165 32-6049441
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o LaSalle Bank National Association, 135 South LaSalle Street	60603
135 South LaSalle Street, Chicago, IL	(Zip Code of issuing entity)
(Address of principal executive offices of issuing entity)
(Issuing entity's telephone number, including area code)	(312) 904-7323

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business.
Not Applicable

Item 1A. Risk Factors.
Not Applicable

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Not Applicable

Item 3. Legal Proceedings.
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Not Applicable

Item 6. Selected Financial Data.
Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable

Item 8. Financial Statements and Supplementary Data.
Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable

Item 9A. Controls and Procedures.
Not Applicable

Item 9A(T). Controls and Procedures.
Not Applicable

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governances.
Not Applicable

Item 11. Executive Compensation.
Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not Applicable

Item 13, Certain Relationships and Related Transactions, and Director Independence.
Not Applicable

Item 14. Principal Accounting Fees and Services.
Not Applicable

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
The mortgaged property that secures the Houston Galleria loan is a Significant Obligor with the meaning of section 1101(k)(2) of Regulation AB.
The net operating income of such significant obligor for the quarter end December 30, 2006 was $19,547,328, and the net operating income of such significant obligor for the fiscal year end December 31, 2006 was $66,371,646.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1117 of Regulation AB. Legal Proceedings
None.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Exhibits 33 and 34.

Item 1123 of Regulation AB. Servicer Compliance Statement
See Exhibit 35.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)

4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K/A filed on April 4, 2006 and incorporated by reference herein)
10.1
Mortgage Loan Purchase Agreement, dated as of March 16, 2006, by and between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (Filed as Exhibit 10.1 to Form 8-K filed on March 31, 2006, and incorporated by reference herein.)

10.2
Mortgage Loan Purchase Agreement, dated as of March 16, 2006, by and between CIBC Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by CIBC Inc (Filed as Exhibit 10.2 to Form 8-K filed on March 31, 2006, and incorporated by reference herein.)

10.3
Loan Sale Agreement, dated as of March 16, 2006, by and between CIBC Inc. and JPMorgan Chase Bank, National Association, relating to Houston Galleria Note A-2B sold to CIBC Inc. by JPMorgan Chase Bank, National Association (Filed as Exhibit 10.3 to Form 8-K filed on March 31, 2006, and incorporated by reference herein.)

31.1	Rule 13a-14(d)/15d-14(d) Certifications
33.1	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation, as Master Servicer
33.2	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Midland Loan Services, Inc., as Special Servicer
33.3	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of LaSalle Bank National Association, as Trustee and Paying Agent
34.1
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation, as Master Servicer

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Midland Loan Services, Inc., as Special Servicer
34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of LaSalle Bank National Association, as Trustee and Paying Agent
35.1	Servicer Compliance Statement of Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation, as Master Servicer
35.2	Servicer Compliance Statement of Midland Loan Services, Inc., as Special Servicer
35.3	Servicer Compliance Statement of LaSalle Bank National Association, as Trustee and Paying Agent

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Chase Commercial Mortgage Securities Corp.

March 30, 2007	/s/ Brian Baker
By: Brian Baker
Title: President and Chief Executive Officer

EXHIBIT INDEX
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K/A filed on April 4, 2006 and incorporated by reference herein)
10.1
Mortgage Loan Purchase Agreement, dated as of March 16, 2006, by and between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (Filed as Exhibit 10.1 to Form 8-K filed on March 31, 2006, and incorporated by reference herein.)

10.2
Mortgage Loan Purchase Agreement, dated as of March 16, 2006, by and between CIBC Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by CIBC Inc (Filed as Exhibit 10.2 to Form 8-K filed on March 31, 2006, and incorporated by reference herein.)

10.3
Loan Sale Agreement, dated as of March 16, 2006, by and between CIBC Inc. and JPMorgan Chase Bank, National Association, relating to Houston Galleria Note A-2B sold to CIBC Inc. by JPMorgan Chase Bank, National Association (Filed as Exhibit 10.3 to Form 8-K filed on March 31, 2006, and incorporated by reference herein.)

31.1	Rule 13a-14(d)/15d-14(d) Certifications
33.1	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation, as Master Servicer
33.2	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Midland Loan Services, Inc., as Special Servicer
33.3	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of LaSalle Bank National Association, as Trustee and Paying Agent
34.1
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation, as Master Servicer

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Midland Loan Services, Inc., as Special Servicer
34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of LaSalle Bank National Association, as Trustee and Paying Agent
35.1	Servicer Compliance Statement of Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation, as Master Servicer
35.2	Servicer Compliance Statement of Midland Loan Services, Inc., as Special Servicer
35.3	Servicer Compliance Statement of LaSalle Bank National Association, as Trustee and Paying Agent